Form 10-Q/A
period 2011-11-30
DE Acquisition 11, Inc.
filed 2012-07-23
CIK 1514371

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

EXPLANATORY NOTE

The Company is filing this Amendment on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the period ended November 30, 2011 filed with the Securities and Exchange Commission on the 17th day of January, 2012, to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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