Form 10-Q
period 2012-08-31
DE Acquisition 11, Inc.
filed 2012-09-28
CIK 1514371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity: as of September 28, 2012, 10,000 shares of common stock issued and outstanding.

DE ACQUISITION 11, INC.

FORM 10-Q

August 31, 2012

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 11, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	Aug. 31, 2012	Feb 29, 2012

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

TOTAL LIABILITIES	$-	$-

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	6,094	2,887
Deficit accumulated during the development phase	(6,095)	(2,888)
TOTAL SHAREHOLDERS'EQUITY	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$-	$-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 11, INC.

(A DEVELOPMENT STAGE COMPANY)

RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended 8/31/2012	Three Months Ended 8/31/2011	Six Months Ended 8/31/2012	Six Months Ended 8/31/2011	Inception (Jan 25, 2011) to 8/31/2012

Revenues	$-	$-	-	$-	$-

OPERATING EXPENSES
Professional fees	-	-	-	-	-
Organization expenses	-	-	-	-	139
General and administrative expenses	605	204	3,207	1,632	5,956

Net operating loss	$(605)	$(204)	(3,207)	$(1,632)	$(6,095)

NET LOSS	$(605)	$(204)	(3,207)	$(1,632)	$(6,095)

Net loss per share, basic and fully diluted	$(0.06)	$(0.02)	(0.32)	(0.16)
Weighted average number of shares outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 11, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Period from January 25, 2011 (Inception) through August 31, 2012

(Unaudited)

	Common Stock			Additional Paid In Capital		Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

January 25, 2011 (inception)	01/25/11	10,000	$1	$(1)	$		$-
Shareholder-paid expenses				139			139
Net loss						(139)	(139)

Balance, February 28, 2011		10,000	1	138		(139)	-

Expenses paid by affiliates				2,749			2,749

Net loss						(2,749)	(2,749)

Balance February 29, 2012		10,000	$1	$2,887		$(2,888)	$-

Expenses paid by affiliates				3,207			3,207

Net Loss						(3,207)	(3,207)

Balance Aug. 31, 2012		10,000	1	6,094		(6,095)	-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 11, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended 8/31/12	Six Months Ended 8/31/11	ITD 8/31/12

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,207)	$(1,632)	(6,095)

Adjustments to reconcile net loss with cash used in operations:	-	-	-

Changes in operating assets and liabilities:	-	-	-

Net cash used in operating activities	(3,207)	(1,632)	(6,095)

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	3,207	1,632	6,095

Net cash provided by financing activities	3,207	1,632	6,095

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	-	-
Cash paid for income taxes	-	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 11, INC.

(A DEVELOPMENT STAGE COMPANY)

August 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 11, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on January 25, 2011, with an objective to acquire, or merge with, an operating business.  As of August 31, 2012, the Company had not yet commenced any operations.

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

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the Form 10-K for the year ended February 29, 2012 as filed with the SEC on May 25, 2012.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $6,095 at August 31, 2012, and had a net loss of $3,207 for the six months ended August 31, 2012 and cash used in operations of $3,207 for the six months ended August 31, 2012, with no revenues earned since inception.

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

Results of Operation

We have not had any operating income since inception.  For the six months ended August 31, 2012 and August 31, 2011, we incurred a net loss of $3,207 and $1,632 respectively. And since inception we have incurred a net loss of $6,095. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

Liquidity and Capital Resources

At August 31, 2012, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $6,095 from inception, and used the $6,095 of cash in operations for the period from January 25, 2011 (inception) to August 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the six months ended August 31, 2012 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

DE ACQUISITION 11, INC.
(Registrant)

Date: September 28, 2012	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer